Form 10QSB
period 2000-03-31
SEGWAY II CORP
filed 2000-04-26
CIK 1106212

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
  <P>
                         FORM 10-QSB
  <P>
                        (Mark One)
  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  <P>
        For the quarterly period ended March 31, 2000
  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
  <P>
  For the transition period from               to
  <P>
                   Commission File No.
  <P>
                       SEGWAY II CORP.
         (Name of Small Business Issuer in Its Charter)
  <P>
  New Jersey                               22-3704065
  (State of Other Jurisdiction of       (I.R.S. Employer
  Incorporation or Organization)        Identification No.)
  <P>
  4400 Route 9 South, 2nd Floor, Freehold, NJ      07728
  (Address of Principal Executive Offices)       (Zip Code)
  <P>
                       (732) 409-1212
        (Issuer's Telephone Number, Including Area Code)
  <P>
  Check whether the issuer: (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.
  <P>
                   Yes          No    X
  <P>
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 25, 2000 the Company had 5,000,000 shares of Common Stock outstanding, $0.0001 par value.
  <P>
                      SEGWAY II CORP.
              Form 10-QSB Quarterly Report
          For the Period Ended March 31, 2000
  <P>

                                                                 Page
  Part I   FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements                                    7
  <P>
       Balance Sheets as of March 31, 2000                        7
  <P>
       Statements of Operations for the Period
       from January 21, 2000 (Inception) through
       March 31, 2000                                             8
  <P>
       Statements of Cash Flows for the period
       from January 21, 2000 (Inception) through
       March 31, 2000                                             9
  <P>
  Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        12
  <P>
  PART II   OTHER INFORMATION                                     13
  <P>
  Item 1. Legal Proceedings                                       13
  <P>
  Item 2. Changes in Securities                                   13
  <P>
  Item 3. Defaults Upon Senior Securities                         13
  <P>
  Item 4. Submission of Matters to a Vote of Security Holders     13
  <P>
  Item 5. Other Information                                       13
  <P>
  Signatures                                                      14
  <P>
  Financial Data Schedule                                         15

  <P>
              PART I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements:
  <P>
  BASIS OF PRESENTATION
  <P>
  The accompanying financial statements are
  presented in accordance with generally accepted
  accounting principles for interim financial information
  and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all
  adjustments (consisting only of normal occurring   accruals)
  considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.
  <P>
                      SEGWAY II CORP.
                  FINANCIAL STATEMENTS
  <P>
          From January 21, 2000 (Inception) Through
                     March 31, 2000
  <P>
                        SEGWAY II CORP.
           Financial Statements Table of Contents
          For the period January 21, 2000
                   (Inception) Through
                     March 31, 2000
  <P>
                   FINANCIAL STATEMENTS

                                                                     Page #
  <P>
              Independent Auditor's Report                            1
  <P>
              Balance Sheet                                           2
  <P>
              Statement of Operations and Retained Deficit            3
  <P>
              Statement of Cash Flows                                 4
  <P>
              Notes to the Financial Statements                     5-7
  <P>

    INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
  <P>
  To the Board of Directors and Stockholder
  Segway II Corp.
  Freehold, New Jersey
  <P>
  We have reviewed the accompanying balance sheet of Segway
  II Corp. as of March 31, 2000, and the related statements
  of operations and retained deficit, and cash flows for
  the period ending March 31, 2000 in accordance with
  statements on Standards for Accounting and Review
  Services issued by the American Institute of Certified
  Public Accountants.  All information in these statements
  is the representation of the Company's management.
  <P>
  A review consists principally of inquiries of company
  personnel and analytical procedures applied to financial
  data.  It is substantially less in scope than an audit in
  accordance with generally accepted auditing standards,
  the objective of which is the expression of an opinion
  regarding the financial statements taken as a whole.
  Accordingly, we do not express such an opinion.
  <P>
  Based on our review, we are not aware of any material
  modifications that should be made to the accompanying
  financial statements in order for them to be in
  conformity with generally accepted accounting principles.
  <P>
  Our review was made for the purpose of exposing limited
  assurances that there are no material modifications that
  should be made to the financial statements in order for
  them to be in conformity with generally accepted
  accounting principles.  The additional material section
  of this report is presented only for additional
  information purposes and has been subjected to the
  inquiry and analytical procedures applied in the review
  of the basic financial statements.  We are not aware of
  any additional material.
  <P>
    /s/Varma and Associates
       --------------------
       Varma and Associates
       Certified Public Accountants
       Longwood, Florida
  <P>
                      SEGWAY II CORP.
                     BALANCE SHEET
                    As of March 31, 2000

                           ASSETS
  <P>
                                                  March 31, 2000
       CURRENT ASSETS
  <P>
               Cash                              $        350
                                                 --------------
  <P>
                      TOTAL ASSETS               $        350
                                                 =============
  <P>
  LIABILITIES AND STOCKHOLDER'S EQUITY
  <P>
       CURRENT LIABILITIES
  <P>
       Accrued expenses                         $         520
                                                 ------------
                      TOTAL LIABILITIES                   520
  <P>
  STOCKHOLDER'S EQUITY
  <P>
         Common Stock - par value $0.0001;
         100,000,000 shares authorized;
         5,000,000 issued and outstanding                500
  <P>
         Preferred Stock - Par value $0.0001;
         20,000,000 shares authorized;
         none issued and outstanding                       0
  <P>
                    Retained earnings                   (670)
                                                 ------------
  <P>
                    Total stockholder's equity          (170)
                    TOTAL LIABILITIES AND EQUITY $       350
                                                 =============
  <P>
  The accompanying notes are an integral part
  of these financial statements.

  <P>
                       SEGWAY II CORP.
                 STATEMENT OF OPERATIONS
         From January 21,2000 (Inception) Through
                      March 31, 2000

                                                 March 31, 2000
  <P>
  REVENUE                Sales                    $        0
                        Cost of sales                      0
                                                  -----------
  <P>
  GROSS PROFIT                                             0
  <P>
  GENERAL AND ADMINISTRATIVE EXPENSES
  <P>
       Legal and accounting fees                         425
       Other corporate fees                              245
                                                  -----------
       TOTAL GENERAL AND ADMINISTRATIVE EXPENSES         670
  <P>
       Net accumulated deficit                          (670)
  <P>
       Retained deficit, Beginning Balance                 0
                                                  -----------
  <P>
       Retained deficit, Ending Balance                 (670)
                                                  ===========
  <P>
  NET EARNINGS PER SHARE
        Basic and Diluted
        Net loss per share                       $         *
  <P>
  (* - less than $ .01)
  Basic and Diluted Weighted Average
      Number of Common Shares Outstanding          5,000,000
  <P>
  The accompanying notes are an integral part
  of these financial statements.

  <P>
                       SEGWAY II CORP.
                  STATEMENT OF CASH FLOWS
         From January 21, 2000 (Inception) Through
                    March 31, 2000

                                                     March 31, 2000
  CASH FLOWS FROM OPERATING ACTIVITIES
               Net income (loss)                       $     (670)
  <P>
               Adjustments to reconcile net income to net cash
                 provided by  (used in) operating activities:
  <P>
                 Increases in Accrued Expenses                520
                                                        -----------
  NET CASH PROVIDED OR (USED) IN OPERATIONS                  (150)
  <P>
  CASH FLOWS FROM FINANCING ACTIVITIES
  <P>
               Proceeds from issuance of common stock         500
                                                         -----------
        NET CASH PROVIDED OR (USED) IN FINANCING              500
  <P>
  CASH RECONCILIATION
  <P>
               Net increase (decrease) in cash                350
               Beginning balance cash                           0
                                                        -----------
  <P>
  CASH BALANCE AT END OF YEAR                          $      350
                                                        ===========
  <P>
  The accompanying notes are an integral part
  of these financial statements.

  <P>
                   SEGWAY II CORP.
  <P>
          NOTES TO THE FINANCIAL STATEMENTS
  <P>
  1. Summary of significant accounting policies:
  <P>
  Industry - Segway II Corp. (The Company), a Company
  incorporated in the State of New Jersey on January 21,
  2000, plans to locate and negotiate with a business
  entity for the combination of that target company with
  The Company.  The combination will normally take the form
  of a merger, stock-for-stock exchange or stock-for-assets
  exchange.  In most instances the target company will wish
  to structure the business combination to be within the
  definition of a tax-free reorganization under Section 351
  or Section 368 of the Internal Revenue Code of 1986, as
  amended.  No assurances can be given that The Company
  will be successful in locating or negotiating with any
  target company.
  <P>
  The Company has been formed to provide a method for a
  foreign or domestic private company to become a reporting
  ("public") company whose securities are qualified for
  trading in the United States secondary market.
  <P>
  Results of Operations and Ongoing Entity - The Company is
  considered to be an ongoing entity.  The Company's sole
  shareholder, RGR Corp., of the Company funds any
  shortfalls in the Company's cash flow on a day to day
  basis during the time period that The Company is in the
  development stage.
  <P>
  Liquidity and Capital Resources - In addition to the
  stockholder funding capital shortfalls, The Company
  anticipates interested investors that intend to fund the
  Company's growth once a business is located.
  <P>
  Cash and Cash Equivalents - The Company considers cash on
  hand and amounts on deposit with financial institutions
  which have original maturities of three months or less to
  be cash and cash equivalents.
  <P>
  Basis of Accounting - The Company's financial statements
  are prepared in accordance with generally accepted
  accounting principles.
  <P>
  Income Taxes - The Company utilizes the asset and
  liability method to measure and record deferred income
  tax assets and liabilities.  Deferred tax assets and
  liabilities reflect the future income tax effects of
  temporary differences between the financial statement
  carrying amounts of existing assets and liabilities and
  their respective tax basis and are measured using enacted
  tax rates that apply to taxable income in the years in
  which those temporary differences are expected to be
  recovered or settled.  Deferred tax assets are reduced by
  a valuation allowance when in the opinion of management,
  it is more likely than not that some portion or all of
  the deferred tax assets will not be realized.  At this
  time, The Company has set up an allowance for deferred
  taxes as there is no company history to indicate the
  usage of deferred tax assets and liabilities.
  <P>
  Fair Value of Financial Instruments   The Company's
  financial instruments may include cash and cash
  equivalents, short-term investments, accounts receivable,
  accounts payable and liabilities to banks and
  shareholders.  The carrying amount of long-term debt to
  banks approximates fair value based on interest rates
  that are currently available to The Company for issuance
  of debt with similar terms and remaining maturities.  The
  carrying amounts of other financial instruments
  approximate their fair value because of short-term
  maturities.
  <P>
  Concentrations of Credit Risk - Financial instruments
  which potentially expose The Company to concentrations of
  credit risk consist principally of operating demand
  deposit accounts.  The Company's policy is to place its
  operating demand deposit accounts with high credit
  quality financial institutions.  At this time The Company
  has no deposits that are at risk.
  <P>
  2. Related Party Transactions and Going Concern:
  <P>
  The Company's financial statements have been presented on
  the basis that it is a going concern in the development
  stage, which contemplates the realization of assets and
  the satisfaction of liabilities in the normal course of
  business.  At this time The Company has not identified
  the business that it wishes to engage in.
  <P>
  The Company's sole shareholder, RGR Corp., funds The
  Company's activities while The Company takes steps to
  locate and negotiate with a business entity for
  combination; however, there can be no assurance these
  activities will be successful.
  <P>
  3. Accounts Receivable and Customer Deposits:
  <P>
  Accounts receivable and Customer deposits do not exist at
  this time and therefore have no allowances accounted for
  or disclosures made.
  <P>
  4. Use of Estimates:
  <P>
  Management uses estimates and assumptions in preparing
  these financial statements in accordance with generally
  accepted accounting principles.  Those estimates and
  assumptions affect the reported amounts of assets and
  liabilities, the disclosure of contingent assets and
  liabilities, and the reported revenue and expenses.
  Management has no reason to make estimates at this time.
  <P>
  5. Revenue and Cost Recognition:
  <P>
  The Company uses the accrual basis of accounting for
  financial statement reporting.  Revenues are recognized
  when earned and realizable.  Expenses are recognized when
  incurred.
  <P>
  6. Accrued expenses:
  <P>
  Accrued expenses consist mainly of accrued legal and
  accounting fees during this stage of the business.
  <P>
  7. Operating Lease Agreements:
  <P>
  The Company has no agreements at this time.
  <P>
  8. Stockholder's Equity:
  <P>
  Common Stock includes 100,000,000 shares authorized at a
  par value of $0.0001, of which 5,000,000 have been issued
  for the amount of $500.  The Company has also authorized
  20,000,000 shares of preferred stock at a par value of
  $0.0001, none of which have been issued.
  <P>
  9. Subsequent event:
  <P>
  The Company's stockholder has negotiated a change in
  ownership of the issued and outstanding shares.  On April
  17, 2000 the Company received $15,000 as a deposit prior
  to the close of the transaction for the purchase of all
  the issued and outstanding shares from Pangea Petroleum
  Corp.  The transaction called for a purchase price of
  $75,000 and 5,000 shares in total for the sale of the
  stock of the Company's stockholders.
  <P>
  10. Required Cash Flow Disclosure for Interest and Taxes
  Paid:
  <P>
  The company has paid no amounts for federal income taxes
  and interest.
  <P>
  11. Earnings Per Share:
  <P>
  Basic earnings per share ("EPS") is computed by dividing
  earnings available to common shareholders by the
  weighted-average number of common shares outstanding for
  the period as required by the Financial Accounting
  Standards Board (FASB) under Statement of Financial
  Accounting Standards (SFAS) No. 128, "Earnings per
  Shares".  Diluted EPS reflects the potential dilution of
  securities that could share in the earnings.
  <P>
  Item 2. Management's Discussion and Analysis of Financial
          Conditions and Results of Operations
  <P>
  Plan of Operation
  -----------------
  <P>
  The Registrant is continuing its efforts to locate a
  merger candidate for the purpose of a merger.  It is
  possible that the registrant will be successful in
  locating such a merger candidate and closing such merger.
  However, if the registrant cannot effect a non-cash
  merger, the registrant may have to raise funds from a
  private offering of its securities under Rule 506 of
  Regulation D.  There is no assurance the registrant would
  obtain any such equity funding.  The registrant is
  currently under negotiations.  Please read footnote
  number nine of the financial statements.
  <P>
  Results of Operations
  ---------------------
  <P>
  The Company did not have any operating income during the
  period from January 21, 2000 (inception)through  March
  31, 2000.  For this period, the registrant recognized a
  net loss of $670.  General and administrative expenses
  during the current period were accrued.  Expenses for the
  period from January 21, 2000 through March 31, 2000 were
  comprised of costs associated with legal and accounting
  fees and organizational costs.
  <P>
  Liquidity and Capital Resources
  -------------------------------
  <P>
  At March 31, 2000 the Company had no capital resources
  other than an insignificant amount of cash, and will rely
  on advances from related parties to fund administrative
  expenses pending a merger of an operating company.
  Presently the Company is completing negotiations for the
  sale of all of its issued and outstanding shares.  Please
  read footnote number nine of the financial statements.
  <P>
               PART II   OTHER INFORMATION
  <P>
  Item 1. Legal Proceedings.  Not Applicable
  <P>
  Item 2. Changes in Securities.  None
  <P>
  Item 3. Defaults Upon Senior Securities.  Not Applicable
  <P>
  Item 4. Submission of Matters to a Vote of Security
          Holders. None
  <P>
  Item 5. Other Information. None
  <P>
  Item 6. Exhibits and Reports of Form 8-K. None
  <P>
  Exhibit 27   Financial Date Schedule   Electronic Filing
               Only
  <P>
                       SIGNATURES
  <P>
  Pursuant to the requirements of Section 13 or 15(d) of
  the Securities Exchange Act of 1934, the Registrant has
  duly caused this report to be signed in its behalf by the
  undersigned, thereunto duly authorized, on April 19,
  2000.
  <P>
       SEGWAY II CORP.
  <P>
       By:/s/ Richard I. Anslow
       --------------------------
              Richard I. Anslow
              President